Form 10KSB
period 2003-12-31
ALLIANCE BANCSHARES INC
filed 2004-03-30
CIK 1275140

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2003	Commission File Number 333-111837

ALLIANCE BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	55-0855542 (I.R.S. Employer Identification No.)

210-214 West Morris Street Dalton, Georgia (Address of principal executive offices)	30720 (Zip Code)

(706) 279-1600 (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No   x

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its fiscal year ended December 31, 2003 were $4,997,959.

The aggregate market value of the voting stock held by non-affiliates of the Issuer at March 15, 2004 was $7,594,596 based on recent private sales known to the Issuer at a price of $12.00 per share. There is no established trading market for the Issuer's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2004 was 885,406 shares of common stock.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):

Yes_____ No X



PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

On February 1, 1999, the organizers of Alliance National Bank, Dalton, Georgia (the "Bank" or "Alliance National") filed applications with the Office of the Comptroller of the Currency (the "OCC") and with the Federal Deposit Insurance Corporation (the "FDIC") for approval to organize a national bank with federally insured deposits. The Bank received preliminary approval from the OCC on May 27, 1999, and from the FDIC on June 11, 1999. The Bank opened for business on October 25, 1999.

Alliance Bancshares, Inc. (the "Company"), Dalton, Georgia, was incorporated as a Georgia business corporation in April 10, 2003 for the purpose of becoming a bank holding company by acquiring all of the common stock of the Bank by means of a reorganization and share exchange between the Company and the Bank. The Company and the Bank filed a notice of reorganization to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 22, 2003, and the DBF approval on May 23, 2003. Effective as of December 31, 2003, the Company and the Bank consummated the reorganization whereby the Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"), owning 100% of the outstanding stock of the Bank.

The Bank is the sole operating subsidiary of the Company. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), initial approval by the FDIC having been obtained on October 25, 1999.

The Bank is a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market checking accounts, various types of certificates of deposit and Individual Retirement Accounts. The Bank also offers real estate loans (including home equity lines of credit), commercial loans, construction loans, and consumer loans. In addition, the Bank provides official bank checks and money orders, MasterCard and Visa credit cards, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.


The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Whitfield County, Georgia, as well as the geographically adjacent counties, its primary service area.

Competition

Alliance National competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Bank's market area of Whitfield County, Georgia. Whitfield County is currently served by 13 commercial banks with a total of 29 branches. There are also two credit unions located in Whitfield County.

The out-of-area regional holding companies with regional banks in Whitfield County are:

Suntrust Bank, based in Atlanta, Georgia;

Bank of America, N.A., based in Charlotte, North Carolina;

AmSouth, based in Birmingham, Alabama;

Regions Bank, based in Birmingham, Alabama;

Wachovia Bank, N.A., based in Winston-Salem, North Carolina;

Branch, Banking & Trust Company, based in Winston-Salem, North Carolina;

National Bank of Commerce, based in Memphis, Tennessee;

FSG Bank, N. A., based in Chattanooga Tennessee; and

Cohutta Banking Company, owned by a Georgia holding company.

The independent community banks located in Whitfield County, in addition to Alliance National, are:

First Bank of Dalton;

The First National Bank of Chatsworth; and

Georgia Community Bank.

The large banks are likely to continue to market to the masses and to very large businesses. The community banks are likely to continue to grow rapidly by competing for customers that want a more personal approach to transacting business, as well as by generating new business from the rapidly increasing population.

Lending Services

Lending Policy. Alliance National was established to provide financial services to the city of Dalton and the surrounding areas of Whitfield County. Consequently, Alliance National aggressively seeks creditworthy borrowers within a limited geographic area. Alliance National's primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. The majority of our consumer and commercial loans are secured by real estate. In addition, Alliance National makes loans on real estate, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of


personal residences. Consumer loans to individuals comprise 10.3% of the portfolio, commercial loans to small to medium-sized businesses comprise 16.7% of the portfolio, and real estate-related loans comprise 73.0% of the portfolio.

Credit Risks. The principal economic risk associated with each category of the loans that Alliance National makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the services and retail market segments. Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower's management. In addition, a commercial borrower's ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in the creditworthiness of a commercial borrower. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

The well-established banks in Whitfield County are likely to make proportionately more loans to medium to large-sized businesses than Alliance National. Many of the commercial loans that Alliance National makes are made to small- to medium-sized businesses which may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans. Alliance National makes commercial real estate loans, construction and development loans, and residential real estate loans in and around Whitfield County. These loans include certain commercial loans where Alliance National takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan.

Interest rates are either fixed or adjustable. Alliance National generally charges an origination fee. We attempt to reduce the credit risk of our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the amount of the loan to the value of the collateral, established by independent appraisals, does not exceed 85%. In addition, we sometimes require personal guarantees from the principal owners of the property backed with a review by Alliance National's management of the personal financial statements of the principal owners.

Alliance National also originates mortgage loans for sale to institutional investors in the secondary market. Alliance National limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before making the loan.

Commercial Loans. Loans for commercial purposes in various lines of businesses are one of the primary components of Alliance National's loan portfolio. The terms of these loans vary by their purpose and by their underlying collateral, if any. Alliance National typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the amount of the loan to the value of the financed equipment or other collateral is generally 80% or less. Loans to support


working capital typically have terms of one year or less and usually are secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity.

Consumer Loans. Alliance National makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit.

Investments

In addition to loans, Alliance National makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

Asset and Liability Management

Alliance National has established an Asset and Liability Management Committee to manage its assets and liabilities. This committee strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. The committee conducts these management functions within the framework of the Bank's written loan and investment policies. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. It charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period in order to manage any gaps in maturity ranges.

Deposit Services

Alliance National offers checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. The Bank employs an aggressive marketing plan in Whitfield County, and features a broad product line and competitive services. The primary sources of Bank deposits are residents of, and businesses and their employees located in, Whitfield County. However, the Bank utilizes an Internet based rate posting service and deposit brokerage services to attract non-personal certificates of deposit. As of December 31, 2003, the bank had approximately $16,000,000 in these deposits.

Other Banking Service

Alliance National also provides traveler's checks, direct deposit of payroll and social security checks, and automatic transfers for various accounts. Alliance National is associated with a shared network of automated teller machines that Bank customers may use throughout Georgia and other regions. The Bank offers Mastercard and VISA® credit card


services through a correspondent bank as an agent for Alliance National. Alliance National currently does not exercise trust powers.

Employees

As of December 31, 2003, Alliance National had 25 full-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

Supervision and Regulation of the Company

General. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make exa.0minations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The. Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.


The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior written approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), bank holding companies are permitted to acquire existing banks in any state, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997.

In response to the Interstate Act, Georgia legislation permits interstate branching where the branch banks are acquired by merger or acquisition between an out-of-state bank and a Georgia bank. Furthermore, recent Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia. Banks may establish branch banks statewide without limitation.

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Reigle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.


Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all. affiliates as a group.

Financial Services Modernization Act. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be "financial" in nature or "incidental" to such activities, as well as "complementary" activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be "closely related to banking."

The Act applies to the activities of both state and national banks and their affiliates. The Federal Reserve Board ("FRB") will act as the "umbrella regulator" for financial holding companies and state member banks and their activities; however, the FRB will be required to coordinate its activities with the OCC in the case of national banks and the FDIC in the case of state non-member banks.

Bank holding companies satisfying the criteria specified by the Act may become certified as financial holding companies by filing with the FRB. Bank holding companies and their affiliate banks may not participate in such financial affiliations unless the insured depository institutions are well capitalized and well managed and have satisfactory CRA ratings.

The Act lists various activities that are "financial" in nature and in which financial holding companies may engage, without approval, upon thirty days' notice to the FRB. The listed activities include, among others: (i) underwriting, dealing in or


making a market in securities; (ii) insurance underwriting and agency activities; (iii) providing financial, investment and economic advisory services; (iv) insurance company portfolio investment activities; and (v) merchant banking.

The Act further provides that a national bank may control a "financial subsidiary" or hold an interest in a "financial subsidiary" if the subsidiary engages only in activities that are "financial" in nature or incidental to a "financial" activity and in activities that are permitted for national banks to engage in directly, and the subsidiary does not engage in insurance underwriting, real estate development, or merchant banking. A "financial subsidiary" is any company that is controlled by one or more insured depository institutions other than a subsidiary that engages solely in activities permitted for national banks or a subsidiary that a national bank is specifically authorized to control by the express terms of a separate Federal statute.

A national bank may engage in these "financial" activities if: (i) the bank and each depository institution affiliate are well capitalized and well managed; (ii) aggregate total consolidated assets of all subsidiaries does not exceed the lesser of 45% of consolidated total assets of the parent bank or $50 billion; (iii) received OCC approval to engage in the activities; and (iv) satisfies CRA rating requirements.

As for state banks, FDIC regulations continue to provide that state banks have, at a minimum, the same powers as national banks. Subject to the authority, consistent with the Act, of the FRB and the FDIC (as applicable) to regulate various activities of state banks, the Act preserves the authority of states to expand the powers of state banks beyond those permitted for national banks. State law inconsistent with the Act is preempted, but state regulatory authorities retain jurisdiction.

Supervision and Regulation of Alliance National

General. National banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations which affect the Bank. Supervision, regulation and examination of the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for shareholders of the Bank.

The Bank is supervised, regulated and regularly examined by the OCC. The Bank is also a member of the FDIC, and Bank deposits are insured by the FDIC up to applicable limits. The Bank's operations are subject to state and Federal statutes and regulations applicable to national banks. These statutes and regulations relate to required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations.

Dividends. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock.


Capital Adequacy. Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses). There are two measures of capital adequacy for banks: the Tier 1 leverage ratio and the risk-based capital requirements. Banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth (like the Bank) or making acquisitions, as well as institutions with supervisory or operational weaknesses, are expected to maintain capital positions well above these minimum levels. At December 31, 2003, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table, which follows, set forth certain capital information for the Bank as of December 31, 2003.

Capital Adequacy (Dollars in thousands) December 31, 2003
Leverage Ratio	Amount	Percent
Actual	$8,229	9.6%
Minimum Required (1)	3,436	4.0%

Risk-Based Capital:

Tier 1 Capital

Actual	$8,229	13.3%
Minimum Required (1)	2,480	4.0%

Total Capital

Actual	$8,921	14.4%
Minimum Required (1)	4,960	8.0%

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The regulators are required to take mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The

(1)Represents the regulatory minimum requirements. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.


severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary. As of December 31, 2003, Alliance National was well capitalized.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the Bank Insurance Fund and the Savings Association Insurance Fund.

The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment. Under the Community Reinvestment Act, the OCC assesses the Bank's record in meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods. Community


Reinvestment Act regulations contain three evaluation tests:

A lending test, which generally compares a bank's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

A service test, which evaluates the bank's services that promote the availability of credit to low- and moderate-income areas; and

An investment test, which evaluates a bank's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

In addition, the regulations provide for evaluation under streamlined procedures for institutions with assets of less than $250 million.

Fair Lending. Congress and various Federal agencies responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a decision on the merits.

In an effort to clarify what constitutes lending discrimination and to specify the factors the regulators will consider in determining if lending discrimination exits, the regulators announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified:

Overt evidence of discrimination - when a lender blatantly discriminates on a prohibited basis;

Evidence of disparate treatment - when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and

Evidence of disparate impact - when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where the practice is neutral on its face and is applied equally, unless the practice can be justified on the basis of business necessity.

Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict


whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Bank may be affected by new statutes or regulations.

Monetary Policy. The Bank's earnings are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

ITEM 2. DESCRIPTION OF PROPERTIES

In 1999, Alliance National Bank opened in a temporary office located at 209 West Cuyler Street, Dalton, Georgia. The Bank purchased approximately 2 acres in downtown Dalton at 210-214 West Morris Street and constructed a 12,500 square-foot main office. The main office was completed in early April 2001.

In 2003 Alliance National Bank purchased approximately 1 acre of vacant land at 2250 Chatsworth Highway in Dalton, Georgia as a site suitable for construction of bank branch office. Alliance National intends to construct a branch office facility on this site in 2004. This branch office will be known as Alliance National Bank's Eastside Branch.

Alliance National does not make direct investments in real estate or in securities of or interests in persons primarily engaged in real estate activities. However, the Bank does make real estate construction loans, real estate mortgage loans, consumer loans and commercial loans. By virtue of its lending operations, the Bank owns real estate mortgages, and may, from time to time and in the normal course of its lending business, own interests in real estate, or securities of or interests in persons primarily engaged in real estate activities. The Bank's policy is to acquire assets primarily for income rather than for possible capital gain.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2003.


PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED                          STOCKHOLDER MATTERS

(a) As of December 31, 2003, 885,406 shares of common stock of the Company were outstanding to approximately 374 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay, dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the OCC. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

The following information is required by Item 701(a)-(e) of Regulation S-B.

(1) Grants of Unregistered Stock Options

(i) In 2001, 2002, and 2003 the Bank granted stock options to three, four, and four Bank employees respectively. These options have been assumed by the Company as part of the reorganization between the Company and the Bank. The outstanding shares underlying the options total 34,500 shares of Company common stock, $.10 par value per share.

(ii) In 2001 the Bank issued stock options to the following employees, for the following number of shares per employee:

Employee	# of Shares Underlying Option
Jeff T. McDonald	5,000
Tosha Haynes	1,000
Norman H. Foster	2,500

These options have been assumed by the Company.

In 2002 the Bank issued stock options to the following employees, for the following number of shares per employee:

Employee	# of Shares Underlying Option
Tosha Haynes	500
Daniel G. Rees	15,000
Laquita Henderson	500
Chris Shiflett	5,000


The options of Laquita Henderson were forfeited in 2003. The other options have been assumed by the Company.

In 2003 the Bank issued stock options to the following employees, for the following number of shares per employee:

Employee	# of Shares Underlying Option
Linda Whittle	500
Zabdiel Mendez	1,500
Carla Cruz	500
Jean Carter	2,500

These options have been assumed by the Company.

(iii) Not applicable [Item 701(c) information].

(iv) Under 12 C.F.R. Section 16.5(b), the OCC's registration statement and prospectus requirements of 12 C.F.R. Section 16.3 do not apply to the Bank's grant of stock options to the Bank employees listed above because the transaction is exempt from registration under Section 4(2) of the Securities Act. Under Section 3(a)(12) of the Securities Act, the registration statement and prospectus requirements of the Securities Act do not apply to the Company's assumption of stock options of the Bank employees listed above.

(v) The Bank issued the stock options under the terms and conditions of its 1999 Stock Incentive Plan, which has been assumed by the Company. Each option is exercisable in annual 20% increments beginning with the first full fiscal year after the year in which the options were granted, and has an exercise price ranging from $10.00 to $12.50 per share.

(2) Grants of Unregistered Common Stock

(i) In 2001, 2002, and 2003, the Bank issued shares of the Bank's common stock, $1.00 par value per share, to non-officer employees of the Bank as stock bonuses.

(ii) The total number of shares issued in each calendar year are as follows:

Year	# of Shares
2001	110
2002	140
2003	130


(iii) Not applicable [Item 701(c) information].

(iv) Under 12 C.F.R. Section 16.5(b), the OCC's registration statement and prospectus requirements of 12 C.F.R. Section 16.3 do not apply to the Bank's grant of stock bonuses to the Bank's non-officer employees because the transaction is exempt from registration under Section 4(2) of the Securities Act.

(v) Not applicable [Item 701(e) information].

(3) Exchange of Unregistered Common Stock

(i) Effective December 31, 2003, the Company issued 870,406 shares of its common stock in the reorganization between the Company and Alliance National. Pursuant to the reorganization all of the outstanding shares of common stock of Alliance National were exchanged for shares of the Company at an exchange ratio of one share for one share. As a result of the reorganization, the Company acquired all of the outstanding stock of Alliance National.

(ii) The Company issued its common stock to all of the outstanding shareholders of Alliance National, effective as of December 31, 2003.

(iii) See Item (3)(i) above.

(iv) Under Section 3(a)(12) of the Securities Act of 1933, the issuance of the Company's common stock pursuant to the reorganization was exempt from registration under the Securities Act because the reorganization constituted the acquisition of a bank (Alliance National) by a holding company (the Company) under Section 3(a) of the Bank Holding Company Act of 1956 and the acquisition and reorganization were as follows:

(A) the acquisition of Alliance National occurred solely as part of a reorganization in which the shareholders of Alliance National exchanged their Alliance National shares for shares of the Company, which was a newly formed holding company with no significant assets other than the shares of Alliance National when acquired;

(B) each shareholder of Alliance National received the same number of shares of the Company as the shareholder owned in Alliance National;

(C) after the reorganization the rights and interests of the shareholders of the Company were substantially the same as those in Alliance National prior to the reorganization; and


(D) after the reorganization the Company had substantially the same assets and liabilities, on a consolidated basis, as Alliance National had prior to the reorganization.

(v) Not applicable [Item 701(e) information].

(4) Issuance of Unregistered Common Stock Pursuant to Warrant

(i) On December 31, 2003, William D. Combs, Sr., a former director, exercised his stock warrant, and the Company issued 15,000 shares of its common stock to him pursuant to such exercise.

(ii)/(iii) The 15,000 shares were sold to Mr. Combs for a cash price of $10.00 per share for a total purchase price of $150,000 paid in cash to the Company.

(iv) Under Section 4(2) of the Securities Act, the issuance and sale of the stock to Mr. Combs was exempt from registration since the sale did not involve any public offering of the stock and met the requirements for the private offering exemption of Section 4(2).

(v) Not applicable [Item 701(e) information].

(b) Not applicable.

(c) Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF                          OPERATION

General

The Bank was organized on December 15, 1998 and from that date until October 25, 1999 its principal activities related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation to charter the Bank and to obtain federal deposit insurance.

On September 7, 1999, the Bank concluded its offering in which it sold 869,916 shares of common stock at $10.00 per share. The offering provided the Bank with $8,672,239 in capital revenue after deducting offering expenses of $26,921. After receiving all applicable regulatory approvals and satisfying pre-opening examination procedures, the Bank opened for business to the public on October 25, 1999 in temporary banking facilities located on 209 West Cuyler Street in Dalton, Georgia. These facilities are owned by and served as the main office of the Bank until the opening of the permanent facilities during the second quarter of 2001 at 210-214 West Morris Street in Dalton, Georgia.


The Company was incorporated as a Georgia business corporation on April 10, 2003 for the purpose of becoming a bank holding company by acquiring all of the common stock of the Bank by means of a reorganization and share exchange between the Company and the Bank. The Company and the Bank filed a notice of reorganization to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 22, 2003, and the DBF approval on May 23, 2003. Effective as of December 31, 2003, the Company and the Bank consummated the reorganization whereby the Company became a bank holding company within the meaning of the federal Bank Holding Company Act and the Georgia bank holding company law (the "Georgia Act"), owning 100% of the outstanding stock of the Bank. The Bank is the sole operating subsidiary of the Company.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of Alliance National Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by Alliance National Bank that are deemed "critical". Critical accounting policies are defined as policies that are very important to the presentation of Alliance National Bank's financial condition and results of operations, and that require management's most difficult, subjective or complex judgments. Alliance National Bank's financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management's judgment in determining the adequacy of the allowance is based on evaluation of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, historical experience, estimated value of any underlying collateral, overall portfolio quality and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Alliance's allowance for loan losses. Such agencies may require Alliance to recognize additions to the allowance based on judgments different than those of management.


A loan is considered impaired when, based on current information and events, it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

Income Taxes

SFAS No. 109, "Accounting for Income Taxes," requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 8 to the Notes to Consolidated Financial Statements for additional details.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The future tax consequences of the differences between the financial reporting and tax basis of Alliance's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

Financial Condition at December 31, 2003

Total assets at December 31, 2003 were $87,583,413 an increase of $14,958,871 compared to the prior year. Assets were principally composed of $4,366,849 in cash and cash equivalents, $24,571,213 in investment securities, and $53,491,813 in net loans. The growth in assets was funded by a net increase in deposits of $12,404,611 and a net increase in Federal Home Loan Bank advances of $2,000,000. The most significant change in the composition of assets


was an increase in investment securities available for sale to $24,571,213 from 16,932,872 or an increase of 45.11%. The increase in investment securities available for sale resulted from deposit growth exceeding loan growth during 2003. The composition of investment securities also changed during 2003 as the company received proceeds from maturities and sales of investments of $13,660,856 and $1,501,345 respectively and purchased $23,475,296 of investment securities. The composition of investment securities available for sale included $20,882,370 of mortgaged backed securities and $3,688,843 of municipal securities at December 31, 2003. Deposit composition at December 31, 2003 included $5,230,595 of demand deposits, $31,799,596 in interest bearing demand and savings deposits, and $34,966,707 in certificates of deposit.

Results of Operations

Net interest income for the year ended December 31, 2003 was $2,661,053, an increase of $460,996 (20.95%) compared to the same period for 2002. Interest income the year ended December 31, 2003 was $4,420,729, representing an increase of $228,407 (5.45%) over the same period in 2002. The growth in interest income was primarily due to increases in net loans and investment securities of $5,540,908 and $7,638,341, respectively offset by the decrease in yield on these earning assets since December 31, 2002. Interest expense for the year ended December 31, 2003 decreased $232,589 (11.67%) compared to the same period in 2002. Interest bearing deposits have increased $10,053,847 (17.73%) since December 31, 2002. The majority of the growth in interest-bearing deposits was in interest-bearing checking which increased $11,223,680 compared to December 31, 2002 while time deposits decreased $1,478,462 during the same period. While deposits and borrowings have increased significantly, the bank has been able to reduce deposit rates and borrowing cost and, therefore, has been able to reduce interest expense. For the year ended December 31, 2003 the net interest margin was 3.54% compared to 3.49% at December 31, 2002. Net income for the year ended December 31, 2003 was $585,289 compared to $263,973 for the 2002. Net income has improved due to the improvement in interest income as the Bank continues to grow, and the current interest rate environment which has allowed the Bank to increase deposits and borrowings without increasing interest expense. Net income has also increased due to increases in non interest income, including deposit account service charges ($35,626 increase) and mortgage origination fee income ($128,876 increase).

Asset Quality

Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due amounted to $79,073 as of December 31, 2003. There were no related party loans which were considered nonperforming at December 31, 2003. Nonperforming assets at December 31, 2003 consisted of three nonaccruing loans totaling $79,073. These loans have been included in our evaluation of the allowance for loan losses. At December 31, 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114, amounted to $358,291. The average recorded investment in impaired loans amounted to $97,418 for the year ended December 31, 2003. The allowance for loan losses related to impaired loans amounted to $73,878 at December 31, 2003. Interest income on impaired loans was insignificant for the year ended December 31, 2003. There were no loans past due 90 days and still accruing interest as of December 31, 2003. As of December 31,


2002 there were no impaired loans, nonaccrual loans, or loans past due 90 days and still accruing interest. The allowance for loan losses totaled $692,008 at December 31, 2003, an increase of $86,459 from December 31, 2002. Net charge offs for the year ended December 31, 2003 were $201,541 compared to $25,273 in 2002. The allowance for loan losses represented 1.28% and 1.25% of total loans at December 31, 2003 and December 31, 2002, respectively . An analysis of the allowance for loan losses for the year ended December 31 is as follows:

	2003	2002

Allowance for loan losses at January 1,	$605,549	$445,822

Charge-offs:
Commercial	193,673	-
Real Estate	-	-
Installment	10,744	30,381
Total	204,417	30,381
Recoveries:
Commercial	-	-
Real Estate	-	-
Installment	2,876	5,108
Total	2,876	5,108

Net charge-offs	201,541	25,273

Provision charged to income	288,000	185,000

Allowance for loan losses at December 31,	$692,088	$605,549

Amounts charged to expense related to the allowance for loan losses for the year of 2003 increased by $103,000 compared to the same period for 2002. The increase is primarily attributable to the rate of loan growth in 2003, managements evaluation of nonperforming and potential problem loans, and one significant charge-off in 2003.

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.


The Bank was most recently examined by its primary regulatory authority in February 2003. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in nonperforming loans do not represent or result from trends or uncertainties which, management reasonably expects will materially impact future operating results, liquidity, or capital.

Other Income

Other income for the year ended December 31, 2003 was $577,230, an increase of $214,807 (59.27%) compared to 2002. The increase in other income is primarily due to increased fee income on deposit accounts ($35,626), increased mortgage origination income ($128,876), and an increase in gain on sale of investment securities of ($41,901) realized from the sale of three securities. Mortgage origination income continues to increase due to the favorable interest rate environment.

Other Expenses

Other expenses for the year ended December 31, 2003 increased $251,487 (11.90%) compared to the same period in 2002. The increase was the result of increases in salaries and benefits ($189,608), an increase in other operating expense ($112,785) and a decrease in occupancy and equipment expense ($50,906). The increases in salaries and benefits resulted from hiring additional staff, increased incentives related to increases in mortgage loan originations, and annual salary increases. The decrease occupancy expense was primarily the result of decreases in depreciation expense related to equipment, computer equipment and software. Increases in other operating expense resulted primarily from increases in data processing expense, postage and courier expense, and legal and other fees associated with the reorganization of the Bank into a bank holding company, which combined accounted for $74,129 of the increase in other operating expenses.

Income Taxes

No income tax benefit was provided for the tax effect of the net losses in prior years, as the recognition of this benefit is heavily dependent on future taxable income. For more information about the tax attributes of the Company at December 31, 2003, see Note 8 to the Audited Consolidated Financial Statements.

Liquidity

The Bank must maintain a certain portion of its assets in funds that are readily available to pay deposit withdrawals and to meet expected loan demands. Cash and cash equivalents totaled $4,366,849 at December 31, 2003. The Bank's liquid assets as a percentage of total deposits was 33.20% at December 31, 2003, compared to 23.84% at December 31, 2002. At December 31, 2003 the Bank had unpledged securities totaling approximately 16,700,000. Cash outflows from investing activities totaled $14,532,804 during 2003. Inflows from operating and financing activities totaled $15,852,438.


For more detailed information about the cash sources and uses for the period ended December 31, 2003, see the Statement of Cash Flows included in the Audited Consolidated Financial Statements.

As of December 31, 2003, we had loan commitments outstanding of $6,097,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2003, we had arrangements with three commercial banks for additional short-term advances of $5,700,000 in aggregate.

Management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of securities, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Bank has adequate liquidity to meet short-term operating requirements. However no assurance can be given in this regard.

Capital

The capital of the company totaled $8,164,494 at December 31, 2003. The capital of the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consist of common shareholders' equity, less accumulated other comprehensive income (loss). The Banks Tier 1 leverage ratio was 9.58%, at December 31, 2003, compared to 10.58% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted asset ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At December 31, 2003, the Bank had a total risk-weighted capital ratio of 14.39% compared to 15.57% at December 31, 2002, and a Tier 1 risk weighted capital ratio of 13.27%, compared to 14.42% at December 31, 2002. We meet all the criteria at December 31, 2003 to be considered well capitalized. While the current level of capital sufficiently meets the regulatory requirements, and the Bank's current and foreseeable needs, management will continue to evaluate the capital needs of the Bank.

The following table sets forth certain information about contractual cash obligations as of December 31, 2003.


Payments due After December 31, 2003
	Total	1 Year Or Less	1-3 Or Less	4-5 Years	After 5 Years

Repurchase agreements	$ 192,006	$ 192,006	-	-	-
Federal Home Loan Bank advances	$ 6,800,000	$ 2,000,000	$ 3,800,000	$1,000,000	$ -
Time certificates of deposit	$34,966,707	$20,913,567	$11,770,415	$2,282,725	$ -

	$41,958,713	$23,105,573	$15,570,415	$3,282,725	$ -

At December 31, 2003, we had no binding commitments for capital expenditures; however, we are in the process of finalizing plans to construct a branch in East Dalton.

Interest Rate Sensitivity

The objective of the Bank's asset-liability management policy is to minimize the effect of interest rate changes on the Bank's net interest margin. The Bank has an Asset-Liability Committee consisting of certain officers and directors of the Bank. The Committee's responsibility is to monitor the policies and procedures that have been formulated to ensure the appropriate composition of the Bank's asset/liability mix in order to properly manage the interest rate risks of the Bank's balance sheet and to ensure a consistent level of profitability.

An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and


liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is our intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 55%. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2003 that are to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice in a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due. The fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. Estimates of projected repayments of loans with specified characteristics and investment securities with callable features are presented in the period of the anticipated call. Estimates of prepayments of investment securities are based on assumptions which include stable interest rates. Alliance National Bank savings accounts and interest-bearing demand accounts (NOW and money market accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category.


	At December 31, 2003
	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest earning deposits in banks	73	-	-	-	73
Federal funds sold	1,202	-	-	-	1,202
Securities	-	-	10,687	13,884	24,571
Restricted equity securities	-	-	-	581	581
Loans	13,646	15,261	24,159	1,118	54,184
	14,921	15,261	34,846	15,583	80,611
Interest-bearing liabilities:
Interest bearing demand deposits	31,192	-	-	-	31,192
Savings	606	-	-	-	606
Time deposits	3,606	17,308	14,053	-	34,967
Federal Home Loan Bank Advances	-	2,000	4,800	-	6,800
Securities sold under repurchase agreements	192	-	-	-	192
	35,596	19,308	18,853	-	73,757

Interest rate sensitivity gap	(20,675)	(4,047)	15,993	15,583	6,854

Cumulative interest rate sensitivity gap	(20,675)	(24,722)	(8,729)	6,854

Interest rate sensitivity gap ratio	0.42	0.79	1.85	-

Cumulative interest rate sensitivity gap ratio	0.42	0.55	0.88	1.09

Cumulative interest rate sensitivity gap to total assets	-23.61%	-28.23%	-9.97%	7.83%


SELECTED STATISTICAL INFORMATION

The following section presents statistical information for the Bank, which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

Table 1 Average Balance Sheets

Table 2 Rate Volume Analysis

Table 3 Investment Portfolio

Table 4 Loan Portfolio

Table 5 Allowance for Loan Losses

Table 6 Allocation of the Allowance for Loan Losses

Table 7 Deposits

Table 8 Selected Financial Data


Table 1

Average Balance Sheets

The table below shows the average balance sheets, including significant categories of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid during 2003 and 2002.

Average Balances(1)		2003 Interest Income/ Expense	Yield Rate	Average Balances(1)	2002 Interest Income/ Expense	Yield Rate
(Dollars in Thousands)

Interest-bearing deposits in banks	$732	9	1.23%	414	6	1.45%
Investment securities (3)	19,976	689	3.45	17,644	981	5.56
Federal funds sold	1,870	20	1.07	1,781	30	1.68
Loans (2)	53,200	3,703	6.96	43,658	3,175	7.27
Other assets	5,258		-	4,652
Total	81,036	4,421		68,149	4,192
Total interest-earning assets	75,778		5.83%	63,497		6.60%

Interest bearing demand	27,455	464	1.69	14,904	343	2.30
Savings	453	5	1.10	309	3	0.97
Time	35,729	1,142	3.20	36,847	1,477	4.01
Total deposits	63,637	1,611		52,060	1,823

Federal funds purchased	17	-	-	203	4	1.97
Repurchase agreements	194	3	1.55	155	3	1.94
Borrowings	4,848	146	3.01	4,844	162	3.34
Other liabilities	4,465	-	-	3,520	-	-
Stockholders' equity	7,875	-	-	7,367	-	-
Total	81,036	1,760		68,149	1,992
Total interest-bearing liabilities	68,696		2.56	56,904		3.50

Net interest income		2,661			2,200
Net interest spread			3.27			3.10
Net yield on average interest-earning assets			3.51			3.46

(1) For each category, average balances were determined using the daily average balances during the year.

(2) Nonaccrual loans and the interest which was recorded on these loans (both prior and subsequent to the time loans were placed on nonaccrual status, if any) are included in the yield calculation for all loans in all periods reported.

  Includes restricted equity securities.


Table 2

Volume-Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest-earning assets and interest-bearing liabilities for 2003 over 2002. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	2003 over 2002 Increase (decrease) due to changes in: (Dollars in thousands)
	Rate	Volume	Total
Income from interest-earning assets:
Interest and fees on loans	(140)	668	528
Interest on investment securities	(409)	117	(292)
Interest on federal funds sold	(11)	1	(10)
Interest on interest-bearing
deposits in other banks	(1)	4	3
	(561)	790	229
Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	(108)	229	121
Interest on savings deposits	-	2	2
Interest on time deposits	(291)	(44)	(335)
Interest on federal funds purchased	(2)	(2)	(4)
Interest on repurchase agreements	(1)	1	-
Interest on borrowings	(16)	-	(16)
	(418)	186	232
	(143)	604	461


 Table 3

Investment Portfolio

The following table presents the investments by category at December 31, 2003 and 2002:

	2003		2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Mortgage-backed securities	$ 21,066	$ 20,882	$ 16,723	$ 16,933
Municipal Securities	3,814	3,689	-	-
Other Investments	581	581	517	517
Totals	$ 25,461	25,152	17,240	17,450

The amortized costs and weighted average yields for investments at December 31, 2002 are shown below according to contractual maturity classifications.

Maturity:	U.S. Treasury and Other U.S. Government Agencies and Corporations	Yield (1)	Taxable Municipal Securities	Yield (1)

One year or less	-		-	-
After one year through five years	3,240,215	3.40%	-	-
After five years through ten years	8,199,927	3.88%	497,327	4.39%
After ten years	9,442,233	3.86%	3,191,516	4.96%
	20,882,375	3.80%	3,688,843	4.88%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis for over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.


Table 4

Loan Portfolio

The following table presents loans by type at the end of 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial	$ 9,039	$ 6,416
Real estate - construction	4,628	6,325
Real estate - mortgage	34,934	31,247
Consumer	5,583	4,568
	$54,184	$48,556

As of December 31, 2003, the maturities of loans in the indicated classifications were as follows:

Maturity	Commercial	Real Estate Construction	Real Estate Mortgage	Consumer	Total
(Dollars in Thousands)
Within 1 yr.	$ 5,242	$2,912	$15,957	$2,775	$26,886
1 to 5 yrs.	3,797	1,716	17,009	2,808	25,330
After 5 yrs.	--	--	1,968	--	1,968
Totals	$ 9,039	$4,628	$34,934	$5,583	$54,184


Table 4

Loan Portfolio, Continued

As of December 31, 2003, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial:
Less than one year	$1,572	3,670	5,242
1 to 5 years maturity	1,676	2,121	3,797
Over 5 years maturity	--	--	--
	3,248	5,791	9,039
Real estate - construction:
Less than one year	1,026	836	1,862
1 to 5 years maturity	1,886	880	2,766
	2,912	1,716	4,628
Real estate - mortgage:
Less than one year	10,533	5,424	15,957
1 to 5 years maturity	8,053	8,956	17,009
Over 5 years maturity	--	1,968	1,968
	18,587	16,347	34,934
Consumer:
Less than one year	1,074	1,701	2,775
1 to 5 years maturity	2,594	214	2,808
	3,668	1,915	5,583
	$28,415	25,769	54,184


Table 5

Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	December 31
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$53,200	$43,658
Balance at beginning of year	$ 606	$ 446
Charge-offs:
Commercial	(194)	--
Real estate	--	--
Consumer	(11)	(30)
Recoveries:	--	--
Commercial, financial and agricultural	--	--
Real estate	--	--
Consumer	3	5
Net charge-offs	(202)	(25)
Additions charged to operations	288	185
Balance at end of year	$ 692	$ 606

Ratio of net charge-offs during the year to average loans outstanding during the year	.38%	.06%


Allocation of the Allowance for Loan Losses

As of December 31, 2003 and 2002, management has not allocated the allowance for loan losses to specific categories of loans. The following tables summarize the concentration by type of loan as of December 31, 2002 and 2001:

2003		2002
Balance at End of Period Applicable to :	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Domestic
Commercial	$ --	16.7	--	13.2
Real Estate - Construction	--	8.6	--	13.0
Real Estate - Mortgage	--	64.5	--	64.4
Consumer	--	10.2		9.4
Unallocated	692	N/A	606	N/A

	$ 692	100.0%	606	100.0%

Management's policy is to assign a risk rating based upon underlying collateral, the borrower's ability to repay, and the economic conditions and other factors relevant to the loan. The allowance for loan losses is provided based upon the risk ratings assigned or specific losses identified. An assessment of the adequacy of the allowance for loan losses is made monthly.


Table 7

Deposits

The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table:

	2003		2002
	Amount(1)	Rate	Amount(1)	Rate
	(Dollars in Thousands)
Demand deposits:
Non-interest bearing	$ 4,080	--%	3,100	--%
Interest-bearing demand and savings	27,908	1.68%	15,213	2.24%
Time deposits	35,729	3.20%	36,847	4.01%
Totals	$67,714		55,160

(1) Average balances were determined using the daily average balance.

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2003 are summarized as follows:

(Dollars in Thousands)
Within 3 months	$ 1,247
After 3 through 6 months	2,196
After 6 through 12 months	2,447
After 12 months	3,284
Totals	$ 9,174


Table 8

Selected Financial Data

The following represents selected financial data for the years ended December 31, 2003 and 2002. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

(Dollars in thousands, except per share amounts)

	2003	2002
Interest income	$ 4,421	$ 4,192
Interest expense	$ 1,760	$ 1,992
Net interest income	$ 2,661	$ 2,200
Provision for loan losses	$ 288	$ 185
Net income	$ 585	$ 264
Basic net income per share	$ .67	$ .30
Diluted net income per share	$ .66	$ .30
Total average shareholders' equity	$ 7,875	$ 7,367
Total average assets	$81,036	$68,149
Total assets at end of year	$87,583	$72,625
Ratios:
Net income to average assets	.72%	.39%
Net income to average shareholders' equity	.43%	3.58%
Average shareholders' equity to average assets	9.71%	10.81%

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit 99.1 and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

Charles Y. Allgood, Vice Chairman and Chief Executive Officer of the Company, and Daniel G. Rees, Senior Vice President and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-KSB Annual Report, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company in a timely manner.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth for each director of the Bank: (1) the person's name, (2) his or her age at December 31, 2003, (3) the year he or she first became a director of the Bank and of the Company, and (4) his or her positions with the Company and the Bank other than as a director, and his or her other business experience for the past five years.

NAME (AGE)	YEAR FIRST ELECTED-COMPANY/ BANK	POSITIONS WITH THE COMPANY/BANK AND BUSINESS EXPERIENCE

Charles Y. Allgood (65)	2003/1999

Vice Chairman and Chief Executive Officer of the Company (2003-present); Vice Chairman and Chief Executive Officer of the Bank (2002-present); President and Chief Executive Officer of the Bank (1999-2002); Chairman of the Board of Colonial Bank, which purchased Dalton-Whitfield Bank and Trust in March, 1997 (1997-1998).

Murray W. Bandy (48)	2003/1999

President and majority owner of Carpet Express, Inc., Dalton, Georgia (retail and wholesale floor covering); 50% owner and Secretary/Treasurer of BerMurr, Inc., Dalton, Georgia (real estate development and construction).

J. Raymond Bates, Jr. (53)	2003/2000

Attorney, Little, Bates & Kelehear, P.C., Dalton, Georgia; President, Landmark Properties, LLP, Dalton, Georgia (Building Ownership), Former Vice Chairman, Board of Directors, Dalton/Whitfield Bank and Trust, Dalton, Georgia.


NAME (AGE)	YEAR FIRST ELECTED-COMPANY/ BANK	POSITIONS WITH THE COMPANY/BANK AND BUSINESS EXPERIENCE

Carl L. Griggs, Jr. (44)	2003/1999	General Partner and 51% owner of Griggs Construction, LLP, Dalton, Georgia (1997 - present); General Partner and 50% owner of Griggs Young LLP, Dalton, Georgia (real estate development).
G. Lamar Lyle (55)	2003/1999

President and sole owner, Lyle Industries, Inc., Dalton, Georgia (carpet manufacturing); Chief Executive Officer and 50% owner of ACT Technologies, Inc., Dalton, Georgia (latex compounding and sales company). Vice

President and 50% owner of Quality Finishings of Georgia, LLC, Calhoun, GA (carpet dying company).

Jackson P. Turner (78)	2003/1999	Chairperson of the Bank's Board of Directors; Chairman and majority owner, CC Financial Inc., Dalton, Georgia (commercial finance company).

J. David Gregg (38)	2003/2003

President of the Company (2003-present); President and Senior Lending Officer of the Bank (2002-present); Executive Vice President and Senior Lending Officer of the Bank (1999-2002); Vice President-Commercial Lending, First Bank of Dalton, Dalton, Georgia (1996-1998).

J. Franklin Robertson, Jr. (49)	2003/2003

Certified public accountant, Robertson & Company, Dalton, Georgia (1998-present); CFO and 20% owner of Atrium Imaging Group of America, LLC, Dalton, Georgia (medical imaging center), since 1991; 20% owner of Five Core, LLC, Dalton, Georgia (imaging centers management company), since 1991.


The following table sets forth for each executive officer of the Company: (1) the person's name, (2) his age at December 31, 2003, (3) the year he first became an executive officer of the Company and the Bank, and (4) his position with the Company and the Bank and his other business experience for the past five years.

NAME (AGE)	YEAR FIRST ELECTED-COMPANY/ BANK	POSITIONS WITH THE COMPANY AND THE BANK AND BUSINESS EXPERIENCE
Charles Y. Allgood (65)	2003/1999

Vice Chairman and Chief Executive Officer of the Company (2003-Present); Vice Chairman and Chief Executive Officer of the Bank (2002-present); President and Chief Executive Officer of the Bank (1999-2002); Chairman of the Board of Colonial Bank, which purchased Dalton-Whitfield Bank and Trust in March, 1997 (1997-1998).

Daniel G. Rees (46)	2003/2002

Senior Vice President, Chief Financial Officer, and Secretary of the Company (2003-present); Senior Vice President, Chief Financial Officer, and Secretary of the Bank (2002-present); Vice President Loan Review/Internal Audit Manager, Tucker Federal Bank, Tucker, Georgia (2001-2002); Senior Vice President and Controller, Premier Lending Corporation, Marietta, GA (1998-2000); Vice President Risk Manager, Premier Bancshares, Atlanta, GA (1998); Senior Accountant, Bricker & Melton P.A., Duluth, GA (1995-1998).

J. David Gregg (37)	2003/1999

President of the Company (2003-present); President and Senior Lending Officer of the Bank (2002-present); Executive Vice President and Senior Lending Officer of the Bank (1999-2002); Vice President-Commercial Lending, First Bank of Dalton, Dalton, Georgia (1996-1998).


There are not, and have not been during the last five (5) years, any involvement by the above-listed directors and executive officers in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. In addition, none of the above-listed persons are currently charged with or within the last five (5) years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five (5) years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors or among any of them and any executive officers of the Bank.

There are no arrangements or understandings between the Bank and any person pursuant to which any of the above persons have been or will be elected a director. Jackson P. Turner is a director of Allied Bancshares, Inc., Cumming, Georgia, a one bank holding company and a publicly held company. No other director is a director of another bank or bank holding company or of a publicly held company.

The Company's Board of Directors has determined that one of the directors serving on the Company's audit committee, J. Franklin Robertson, Jr., is an audit committee financial expert, as that term is defined under SEC Rules, and that Mr. Robertson is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company's operating subsidiary (the Bank) presently has adopted a code of ethics applicable to its principal executive officer and principal financial/accounting officer. The Company recently consummated the reorganization under which it acquired the Bank and became a one-bank holding company, and intends to adopt a code of ethics applicable to its executive officers by the end of the second quarter of 2004.

ITEM 10. EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. Any compensation paid them is paid by the Bank. The following table presents the total compensation paid or accrued by the Bank during 2003, 2002 and 2001 to its chief executive officer. No other executive officers of the Bank earned over $100,000 in salary and bonus during 2003.


Summary Compensation Table

Name and Position	Year	Annual Compensation			Long-Term Compensation			All Other Compen-sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Charles Y. Allgood, CEO J. David Gregg, President	2003 2002 2001 2003 2002 2001	$105,000 $99,228 $94,500 $87,500 $82,200 $73,500	$20,000 $12,500 $ 4,500 $17,500 $10,000 $ 4,000	--(1) --(1) --(1) --(1) --(1) --(1)	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

Directors

During 2003, directors of the Bank and the Company were not compensated for their services as directors.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's common stock. No stock options were exercised in 2003 by the executive officers named in the summary compensation table.


Aggregated Option Exercises in last Fiscal year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Charles Y. Allgood	0	--	30,000/5000(1)	$60,000/$10,000(2)

J. David Gregg	0	--	16,000/4,000(3)	$32,000/$8,000(2)

(1) Based upon the incentive stock option to purchase 25,000 shares of common stock held by Mr. Allgood and the organizer-director warrant to purchase 10,000 shares of common stock held by Mr. Allgood.

(2) Based on the difference between an estimated value of $12.00 per share, which is the price paid /in recent private sales known to the Company, and the exercise price of $10.00 per share.

(3) Based upon the incentive stock option to purchase 20,000 shares of common stock held by Mr. Gregg.

Employment Agreement

Effective January 1, 1999, the Bank entered into an employment agreement with Charles Y. Allgood that provides that he serve as President and Chief Executive Officer of Alliance National. Under the terms of the employment agreement, Alliance National pays Mr. Allgood a salary of $90,000 per year. Alliance National may pay Mr. Allgood a cash bonus based on pre-established performance standards determined by the Board of Directors. Under its 1999 Stock Incentive Plan, Alliance National has granted Mr. Allgood an incentive stock option to purchase 25,000 shares of common stock. The option becomes exercisable in annual increments of 5,000 shares each, beginning the fifteenth day following the last day of the first fiscal year after Alliance National opened for business (October 25, 1999), and has an exercise price of $10.00 per share. Under the employment agreement, the Bank provides Mr. Allgood with an automobile.

The initial term of Mr. Allgood's employment began on January 1, 1999, and continued for a period of five years. Mr. Allgood's employment term was extended for two years. If Mr. Allgood dies, Alliance National has no further obligations under the agreement. Mr. Allgood's employment may be terminated: by Alliance National for cause, as defined in the agreement; by Mr. Allgood for good reason, as defined in the agreement; or upon Mr. Allgood's death, or his disability, as defined in the agreement.

During the term of the agreement and for 12 months following its termination under certain circumstances, Mr. Allgood is prohibited from soliciting Alliance National's customers or employees. In addition, during the term of the agreement and


for 12 months following its termination under certain circumstances, Mr. Allgood is prohibited from competing with Alliance National in the Bank's Territory, as defined in the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the number and percentage ownership of shares of common stock beneficially owned by each director of the Bank, each executive officer named in the Summary Compensation Table contained elsewhere in this Annual Report, and all directors and executive officers as a group as of March 15, 2004. Unless otherwise indicated, each person is the record owner of, and has sole voting and investment power with respect to his or her shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	POSITION HELD	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS(1)

Charles Y. Allgood 133 Huntington Road Dalton, Georgia 30720	Director/Vice Chairman and CEO	40,500(2)	4.42%
Murray W. Bandy 618 Miller Street Dalton, Georgia 30720	Director	71,179(3)	7.74%
J. Raymond Bates, Jr. P.O. Box 488 Dalton, GA 30722	Director	5,000	0.56%
Carl L. Griggs, Jr. 1805 Greenbush Place Dalton, Georgia 30720	Director	66,179(4)	7.20%
G. Lamar Lyle 2274 Lake Francis Road Dalton, Georgia 30721	Director	132,336(5)	14.33%


NAME AND ADDRESS OF BENEFICIAL OWNER	POSITION HELD	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	% OF CLASS(1)

Jackson P. Turner 4405 Valley Drive Dalton, Georgia 30720	Director	108,313(6)	11.73%
J. David Gregg 707 Miller Street Dalton, Georgia 30720	Director/President and Senior Lending Officer	19,000(7)	2.11%
J. Franklin Robertson, Jr. 1912 Richland Lane Dalton, Georgia 30720	Director	1,000	0.11%
Directors and Executive Officers as a Group (9 persons)		446,507(8)	41.40%

______________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 885,406 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

The calculation of the percentage ownership of the group is based upon 1,078,390 shares deemed to be outstanding. These deemed outstanding shares include 885,406 shares of common stock actually outstanding, 153,984 exercisable warrants and 39,000 exercisable stock options as of March 15, 2004.

(2)	Includes 500 shares owned by Laura J. Allgood, Mr. Allgood's spouse, 10,000 exercisable warrants and 20,000 exercisable stock options.
(3)	Includes 33,679 exercisable warrants.
(4)	Includes 33,679 exercisable warrants.
(5)	Includes 26,500 shares owned by Loutrelle Lyle, Mr. Lyle's spouse, and 38,313 exercisable warrants.
(6)	Includes 10,000 shares owned by a trust of which Mr. Turner is trustee, 15,000 shares owned by C C Financial, Inc., a corporation owned by Mr. Turner, and 38,313 exercisable warrants.
(7)	Includes 16,000 exercisable stock options.
(8)	Includes 3,000 exercisable stock options beneficially owned by an executive officer of the Bank who does not also serve as a director.


The following table sets forth the beneficial owners of the Bank's only outstanding class of securities, common stock, $1.00 par value, who to the Bank's knowledge owned beneficially more then 5% of the Bank's outstanding common stock as of March 15, 2004.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	% OF CLASS (1)
Murray W. Bandy 618 Miller Street Dalton, Georgia 30720	71,179(2)	7.74%
Carl L. Griggs, Jr. 1805 Greenbush Place Dalton, Georgia 30720	66,179(3)	7.20%
G. Lamar Lyle 2274 Lake Francis Road Dalton, Georgia 30721	132,336(4)	14.33%
Jackson P. Turner 4405 Valley Drive Dalton, Georgia 30720	108,313(5)	11.73%

_____________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 885,406 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

(2)	Includes 33,679 exercisable warrants.
(3)	Includes 33,679 exercisable warrants.
(4)	Includes 26,500 shares owned by Loutrelle Lyle, Mr. Lyle's spouse, and 38,313 exercisable warrants.
(5)	Includes 10,000 shares owned by a trust of which Mr. Turner is trustee, 15,000 shares owned by C C Financial, Inc., a corporation owned by Mr. Turner and 38,313 exercisable warrants.


Equity Compensation Plans

The following table summarizes information, as of March 15, 2004, relating to equity compensation plans of the Bank pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	245,484	10.13	113,500

Equity compensation plans not approved by security holders (2)	--	--	--

Total	245,484	10.13	113,500

(1)	These plans are the Company's 1999 Stock Incentive Plan and the stock warrants issued to the organizing directors of the Bank.

(2)	There are no equity compensation plans of the Company and the Bank not previously submitted to the Bank's shareholders for approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

After the Bank opened for business on October 25, 1999, it has had banking and other business transactions in the ordinary course of business with its directors and executive officers, including members of their families or corporations, partnerships or other organizations in which such directors and executive officers have a controlling interest. These transactions:

  Have been on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do involve more than the normal risk of collectibility or present other unfavorable features to the Bank; and

  Are on terms no less favorable than could be obtained from an unaffiliated third party and have been approved by a majority of the directors, including a majority of the disinterested directors.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits.
Exhibit Number	Exhibit

2.1	Plan of Reorganization

3.1	Articles of Association.1/

3.2	Bylaws. 1/

4.1	Instruments Defining the Rights of Security Holders. See Articles of Association at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/

10.1*	Form of Incentive Stock Option Award Pursuant to Alliance Bancshares, Inc. 1999 Stock Option Plan

10.2*	Employment Agreement between Alliance National Bank and Charles Y. Allgood.

10.3*	Alliance Bancshares, Inc. 1999 Stock Incentive Plan.

10.4*	Form of Warrant Agreement between Alliance Bancshares, Inc. and the Organizers.

10.5*	Employment Agreement between Alliance National Bank and J. David Gregg

10.6*	Employment Agreement between Alliance National Bank and Daniel G. Rees

10.7*	Form of Alliance Bancshares, Inc. Option Assumption Agreement and Form of Incentive Stock Option Award of Alliance National Bank

14.1	Conflict of Interest Policy

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

Exhibit Index Continued on Next Page


Exhibit Number	Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Consolidated Financial Statements of the Company

____________________________

1/	Incorporated herein by reference to exhibit of same number in the Company's Form 8-K report dated December 31, 2003 and filed with the SEC on January 9, 2004

*	Indicates a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on January 9, 2004. The report was dated December 31, 2003, and reported the reorganization of the Company and the Bank pursuant to which the Company exchanged its common stock for the outstanding common stock of the Bank at an exchange ratio of one share for one share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal years 2003 and 2002 for professional services rendered by Mauldin & Jenkins, LLC for audit of the Company's annual financial statements and for its review of the financial statements included in the Company's Form 10-QSB reports were $35,002 and $25,300 respectively.

Audit - Related Fees

Aggregate fees billed to the Company in fiscal years 2003 and 2002 for professional services of Mauldin & Jenkins, LLC for assurance and related services reasonably related to the performance of audit or review of the Company's financial statements and not reported in the previous paragraph were $700 and $2,200 respectively. The services performed were research of accounting matters and Federal Home Loan Bank collateral verification agreed-upon procedures.


Tax Fees

Aggregate fees billed to the Company in fiscal years 2003 and 2002 for professional services of Mauldin & Jenkins, LLC for tax compliance and related tax services were $3,700 and $3,000, respectively. The services performed were the preparation of corporate tax returns.

All Other Fees

There were no fees billed to the Company in fiscal years 2003 and 2002 for services rendered by Mauldin & Jenkins, LLC other than the services described in the previous three paragraphs.

The engagement of Mauldin & Jenkins to render any audit or non-audit services requires approval of the Company's audit committee.

All services described under the subheading "Audit-Related Fees" above were approved by the audit committee. All services described under the subheading "Tax Fees" above were approved by the audit committee.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES, INC. (Registrant) By: s/Charles Y. Allgood Charles Y. Allgood, Vice Chairman and CEO Date: March 26, 2004


POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this report constitutes and appoints Charles Y. Allgood, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
s/Murray W. Bandy Murray W. Bandy	Director	March 26, 2004
s/J. Raymond Bates, Jr. J. Raymond Bates, Jr.	Director	March 26, 2004
s/Carl L. Griggs, Jr. Carl L. Griggs, Jr.	Director	March 26, 2004
s/J. David Gregg J. David Gregg	Director	March 26, 2004
s/G. Lamar Lyle G. Lamar Lyle	Director	March 26, 2004
s/Frank Robertson Frank Robertson	Director	March 26, 2004
s/Jackson P. Turner Jackson P. Turner	Director	March 26, 2004
s/Charles Y. Allgood Charles Y. Allgood	Director; Vice Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2004
s/Daniel G. Rees Daniel G. Rees	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

The Company has not yet sent an annual report or proxy material to its shareholders. The Company intends to furnish such report and proxy material to its shareholders subsequent to the filing of this Form 10-KSB annual report.
