Form 10KSB/A
period 2003-12-31
ALLIANCE BANCSHARES INC
filed 2004-05-06
CIK 1275140

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Yes_____ No X


EXPLANATORY NOTE

This registrant is filing this 10-KSB/A-1 to amend the Supplemental Information section appearing after the Signatures section of the registrant's Form 10-KSB for the fiscal year ended December 31, 2003 (the "Form 10-KSB") to make certain correcting amendments. No other changes have been made to the Form 10-KSB and this Form 10-KSB/A-1 does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCSHARES, INC. (Registrant) By: s/Charles Y. Allgood Charles Y. Allgood, Vice Chairman and CEO Date: May 6, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Murray W. Bandy	Director	5/6/2004
* J. Raymond Bates, Jr.	Director	5/6/2004
* Carl L. Griggs, Jr.	Director	5/6/2004
* J. David Gregg	Director	5/6/2004
* G. Lamar Lyle	Director	5/6/2004
* Frank Robertson	Director	5/6/2004
* Jackson P. Turner	Director	5/6/2004
s/ Charles Y. Allgood Charles Y. Allgood	Director; Vice Chairman and Chief Executive Officer (Principal Executive Officer)	5/6/2004
s/Daniel G. Rees Daniel G. Rees	Chief Financial Officer (Principal Financial and Accounting Officer)	5/6/2004

*s/Charles Y. Allgood________

Charles Y. Allgood as attorney-
in fact for indicated director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

The registrant has provided its audited financial statements and management's discussion and analysis to its shareholders as an annual report to shareholders. The registrant's financial statements are included in the registrant's Annual Report on Form 10-KSB. See "Part II - Item 7. Financial Statements." The registrar's management's discussion and analysis are included in the registrant's Annual Report on Form 10-KSB. See "Part II - Item 6. Management's Discussion and Analysis and Plan of Operation." The registrant's proxy statement for the annual meeting of stockholders to be held on May 26, 2004 is attached hereto as Exhibit 99.2 for the information of the Commission.
