Form 10QSB
period 2004-03-31
ALLIANCE BANCSHARES INC
filed 2004-05-17
CIK 1275140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number : 333-111837

ALLIANCE BANCSHARES INC.
(Exact name of small business issuer as specified in its charter)
Georgia	55-0855542
(State of Incorporation)	(I.R.S. Employer Identification No.)

210-214 West Morris Street Dalton, Georgia	30720
(Address of principal executive offices)	(Zip Code)

(706) 279-1600
(Issuer's Telephone Number)

N/A
(Former name, former address
and former fiscal year,
if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.10 par value per share: 885,406 shares
issued and outstanding as of April 29, 2004.

Transitional Small Business Disclosure Format (check one): Yes ___ No X


Alliance Bancshares Inc.

and Subsidiary

INDEX

This Form 10-QSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. Alliance Bancshares Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Alliance Bancshares Inc. files from time to time with the U.S. Securities and Exchange Commission.


 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2004

(Unaudited)

Assets	March 31, 2004

Cash and due from banks	$ 4,077,454
Interest-bearing deposits at other financial Institutions	242,766
Federal funds sold	1,764,000

Cash and cash equivalents	6,084,220

Securities available for sale	24,709,999
Restricted equity securities, at cost	680,800

Loans	61,296,651
Less: Allowance for loan losses	775,067
Loans, net	60,521,584

Premises and equipment, net	4,010,067
Other assets	459,192
$ 96,465,862

Liabilities and Shareholder's Equity

Liabilities:
Deposits:
Demand	$ 6,751,126
Money market and NOW accounts	31,068,200
Savings	827,404
Time	27,346,566
Time over $100,000	12,053,499

Total deposits	78,046,795

Federal Home Loan Bank advances	8,800,000
Note payable	400,000
Securities sold under repurchase agreements	216,295
Other liabilities	356,455

Total liabilities	87,819,545

Shareholders' equity:
Common stock, $.10 par value; authorized 20,000,000 shares; issued and outstanding 885,406 shares	88,541
Additional paid in capital	8,769,108
Accumulated deficit	(284,124)
Accumulated other comprehensive income	72,792

Total shareholder's equity	8,646,317
$ 96,465,862

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended March 31, 2004 and 2003

(Unaudited)
	2004	2003

Interest income:
Loans	$ 1,006,074	901,623
Investment securities	240,001	161,143
Fedearl funds sold	3,507	6,495

Total interest income	1,249,582	1,069,260

Interest expense:
Demand deposits	109,218	109,297
Savings deposits	2,237	864
Time deposits	274,644	311,470
Other borrowings	45,158	38,519

Total interest expense	431,257	460,150

Net interest income	818,325	609,110

Provision for loan losses	82,000	57,000

Net interest income after provision for loan losses	736,325	552,110

Other income:
Service charges on deposit accounts	65,953	40,600
Mortgage origination income	45,855	88,536
Gain on sale of investment securities	15,000	---
Other operating income	3,116	1,579

Total other income	129,924	130,715

Other expense:
Salaries and other personnel expense	357,244	321,840
Net occupancy and equipment expense	83,449	81,966
Other operating expense	208,180	154,131

Total other expense	648,873	557,937

Net income	$ 217,376	124,888

Basic earnings per common share	$ .25	.14

Diluted earnings per common share	$ .24	.14

Weighted average shares oustanding	885,406	870,276

Dividends per common shares	$ ---	---

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2004	2003

Net income	$ 217,376	124,888

Other comprehensive income (loss):

Reclassification adjustment for gains on sales of securities available for sale, net of income taxes	(9,306)	---

Unrealized holding gain (loss) on investment securities available for sale, net of income taxes	273,753	(45,433)

Other comprehensive income (loss)	264,447	(45,433)

Comprehensive income	$ 481,823	79,455

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Unaudited)
	2004	2003

Cash flows from operating activities:
Net income	$217,376	124,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	82,000	57,000
Depreciation, amortization and accretion	62,105	83,474
Gain on sale of securities avaialbe for sale	(15,000)	---
Change in assets and liabilities:
Other assets	(17,309)	(106,201)
Other liabilities	(116,814)	141,283
Net cash provided by operating activities	212,358	300,444

Cash Flows from investing activities:
Proceeds from maturities and paydowns of securities avaiable for sale	1,005,309	5,647,266
Proceeds from sale of securities available for sale	515,000	---
Purchases of securities available for sale	(1,239,990)	(4,113,037)
Purchase of restricted equity securities	(100,000)	---
Net increase in loans	(7,111,771)	(4,144,442)
Purchases of premises and equipment	(37,721)	(1,530)
Net cash used in investing activities	(6,969,173)	(2,611,743)

Cash flows from financing activities:
Net increase in deposits	6,049,897	6,131,251
Net increase in securities sold under repurchase agreements	24,289	34,376
Proceeds from Federal Home Loan Bank Advances	2,000,000	---
Proceeds from note payable	400,000	---

Net cash provided by financing activities	8,474,186	6,165,627

Net increase in cash and cash equivalents	1,717,371	3,854,328
Cash and cash equivalents at beginning of period	4,366,849	3,047,214
Cash and cash equivalents at end of period	$6,084,220	6,901,542

Supplemental cash flow information:
Cash paid for interest	$ 401,276	408,768

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements include Alliance Bancshares Inc. and Alliance National Bank (the "Bank") and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2) Stock Compensation Plans

 At March 31, 2004, we had two stock-based compensation plans. We account for these plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in earnings, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Three Months Ended March 31,
	2004	2003

Net Income as reported	$ 217,376	$ 124,888
Deduct: Total stock-based compensation
Expense determined under fair value based method for all awards	---	---
Pro forma net income	217,376	124,888
Earnings per share:
Basic - as reported	$ .25	$ .14
Diluted - as reported	$ .24	$ .14
Basic - pro forma	$ .25	$ .14
Diluted - pro forma	$ .24	$ .14


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

  Earnings Per Common Share

Presented below is a summary of the components used to calculate basic and diluted earning per share for the three month periods ended March 31, 2004 and 2003.
	Three months ended March 31,
	2004	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	885,406	870,276

Net Income	$ 217,376	$ 124,888

Basic Earnings Per Share	$ .25	$ .14

Diluted Earning Per Share:
Weighted average common shares outstanding	885,406	870,276
Net effect of the assumed exercise of stock
Options based on the treasury stock method
Using average market prices for the period	28,387	---
Common stock equivalents outstanding	913,793	870,276

Net income	$ 217,376	$ 124,888

Diluted earnings per share	$ .24	$ .14


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended

March 31, 2004 and 2003

Financial Condition

Alliance Bancshares Inc. (the "Company") reported total assets of $96,465,862 as of March 31, 2004, compared to $87,583,413 at December 31, 2003, an increase of 10.14% since December 31, 2003. The most significant change in the composition of assets was an increase in gross loans to $61,296,651 from $54,183,821 or an increase of 13.13%. Cash and cash equivalents have increased by $1,717,371 to $6,084,220 as of March 31, 2004. These increases were funded from an increase in deposits of $6,049,897 to $78,046,795 and an increase in Federal Home Loan Advances of $2,000,000 to $8,800,000 since December 31, 2003.

Liquidity

The Company's liquid assets, as a percentage of total deposits was 28.32% at March 31, 2004, compared to 33.20% at December 31, 2003. The Company has approximately $6,000,000 in available unsecured federal fund lines of credit with correspondent banks. At March 31, 2004, the Company had unpledged securities totaling approximately $15,000,000. Management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of securities, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurance can be given in this regard.

Capital

The capital of the Bank totaled $8,530,610 as of March 31, 2004. The capital of the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less accumulated other comprehensive income. The Bank's Tier 1 leverage ratio was 9.10% at March 31, 2004, compared to 9.58% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At March 31, 2004, the Bank had a total risk-weighted capital ratio of 13.34%, compared to 14.39% at December 31, 2003, and a Tier I risk-weighted capital ratio of 12.22%, compared to 13.27% at December 31, 2003. We meet all criteria at March 31, 2004 to be considered well capitalized.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to the credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:
	March 31, 2004	December 31, 2003

Commitments to extend credit	$ 8,017,000	$ 6,025,000
Other standby letters of credit	49,000	72,000
	$ 8,066,000	$ 6,097,000


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended

March 31, 2004 and 2003

Asset Quality

As of March 31, 2004, nonaccrual loans totaled $79,367 compared to $79,073 at December 31, 2003. At March 31, 2004 the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No.114, amounted to $347,307 compared to $358,291 at December 31, 2003. The allowance for loan losses related to impaired loans amounted to $72,405 at March 31, 2004 and $73,878 at December 31, 2003. As of March 31, 2004 there were no loans past due 90 days and still accruing interest.

The allowance for loan losses totaled $775,067 at March 31, 2004, an increase of $83,059 from December 31, 2003. The allowance for loan losses represented 1.26% and 1.28% of total loans at March 31, 2004 and December 31, 2003, respectively . An analysis of the allowance for loan losses for the three months ended March 31 is as follows:
	2004	2003

Allowance for loan losses at January 1,	$ 692,008	605,549

Charge-offs:

Commercial	---	---
Real Estate	---	---
Installment	---	---
Total	---	---

Recoveries:

Commercial	---	---
Real Estate	---	---
Installment	1,059	842
Total	1,059	842

Net charge-offs	1,059	842

Provision charged to income	82,000	57,000

Allowance for loan losses at March 31,	$ 775,067	663,391

Amounts charged to expense related to the allowance for loan losses for the first three months of 2004 increased by $25,000 compared to the same period for 2003. The increase is primarily attributable to the rate of loan growth for the first three months in 2004.

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

The Bank was most recently examined by its primary regulatory authority in February 2003. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations. Loans classified for regulatory purposes as loss, doubtful, substandard, or special


ALLIANCE BANSHARES INC.

AND SUBSIDIARY

mention that have not been included in nonperforming loans do not represent or result from trends or uncertainties which, management reasonably expects will materially impact future operating results, liquidity, or capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended

March 31, 2004 and 2003

Investment Securities

At March 31, 2004, the Bank had $24,709,999 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $72,792 on March 31, 2004. The Bank has included in its investment portfolio instruments described as derivatives (primarily, structured note derivatives). Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized gains will not decrease, but if these securities are held until they mature and are repaid in accordance with their terms, these principal gains will not be realized.

Results of Operations

Net interest income for the first three months of 2004 was $818,325, an increase of $209,215 (34.35%) compared to the same period for 2003. The growth in interest income was primarily due to increases in loans of $7,112,830 offset by a decline in yields since March 31, 2003. Interest expense for the first three months of 2004 decreased $28,893 (6.28%) compared to the same period in 2003. Interest-bearing deposits have increased $4,529,366 (6.78%) since March 31, 2003. The majority of the growth in interest-bearing deposits was in time deposits. While deposits have increased significantly, the Bank has been able to reduce the rates offered and, therefore, has not incurred a corresponding increase in interest expense. The net interest margin for the quarter ending March 31, 2004 was 3.87% compared to 3.54% for the year ending December 31, 2003.

Other income for the first three months of 2004 was $129,924, a decrease of $791 (0.61%) compared to the same period in 2003. The decrease in other income is due to increased fee income on deposit accounts of $25,353 related to increases in deposits, and an increase in gain on sale of investment securities of $15,000 realized from the sale of one investment security, offset by a decrease in mortgage origination income of $42,681 due to lower volumes of mortgage originations.

Other expense for the first three months of 2004 increased $90,936 (16.30%) compared to the first three months in 2003. The increase was the result of increases in salaries and benefits of $35,404, and other operating expense at $54,049, primarily due to the Bank's continued growth.

Net income for the first three months of 2004 was $217,376 compared to $124,888 for the first three months of 2003. Net income has improved due to the improvement in net interest income as the Company continues to grow, and to the current interest rate environment which has allowed the Bank to increase the deposit base without increasing interest expense. Net income has also improved due to the increase in the net interest margin.


 ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Item 3. Controls and Procedures

Within the quarterly period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004 our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. We continually review our disclosure controls and procedures, including our internal control and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1*	Form of Incentive Stock Option Award Payment to Alliance Bancshares, Inc. 1999 Stock Option Plan. 2/	N/A
10.2*	Employment Agreement between Alliance National Bank and Charles Y. Allgood. 2/	N/A
10.3*	Alliance Bancshares, Inc. 1999 Stock Incentive Plan.2/	N/A
10.4*	Form of Warrant Agreement between Alliance Bancshares, Inc. and the Organizers. 2/	N/A
10.5*	Employment Agreement between Alliance National Bank and J. David Gregg. 2/'	N/A
10.6*	Employment Agreement between Alliance National Bank and Daniel G. Rees. 2/	N/A
10.7*	Form of Alliance Bancshares, Inc. Option Assumption Agreement and Form of Alliance National Bank Incentive Stock Option Award. 2/	N/A
31	Rule 13a-14(a)/15d-14(a) Certifications	15
32	Section 1350 Certifications	17

1/ Incorporated herein by reference to exhibit of same number in the Company's Form 8-K report dated December 31, 2003 filed with the SEC on January 9, 2004.

2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

* Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on January 9, 2004. The report was dated December 31, 2003, and reported the reorganization of the Company and Alliance National Bank pursuant to which the Company exchanged its common stock for the outstanding common stock of Alliance National Bank at an exchange ratio of one share for one share.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANCSHARES, INC.

Date: May 17, 2004	By: s/Charles Y. Allgood Charles Y. Allgood Vice Chairman and Chief Executive Officer

Date: May 17, 2004	By: s/Daniel G. Rees, CPA Daniel G. Rees, CPA Senior Vice President and Chief Financial Officer
