Form 10QSB
period 2004-06-30
ALLIANCE BANCSHARES INC
filed 2004-08-16
CIK 1275140

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly Period Ended June 30, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ___________

ALLIANCE BANCSHARES INC.
(Exact name of small business issuer as specified in its charter)
Georgia	55-0855542
(State of Incorporation)	(I.R.S. Employer Identification No.)

210-214 West Morris Street Dalton, Georgia	30720
(Address of principal executive offices)	(Zip Code)

706-279-1600

(Issuer's Telephone Number)

N/A

(Former name, former address
and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.10 par value per share: 968,739 shares

issued and outstanding as of July 30, 2004.

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


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2004

(Unaudited)

Assets

Cash and due from banks	$ 2,524,582
Interest-bearing deposits at other financial institutions	554,032
Federal funds sold	1,735,000

Cash and cash equivalents	4,813,614

Securities available for sale	20,317,683
Securities held to maturity	4,071,775
Restricted equity securities, at cost	487,950

Loans	59,009,380
Less: Allowance for loan losses	731,168
Loans, net	58,278,212

Premises and equipment, net	4,164,937
Other assets	678,428
$ 92,812,599

Liabilities and Shareholder's Equity

Liabilities:
Deposits:
Demand	$ 5,939,928
Money market and NOW accounts	35,218,524
Savings	975,338
Time	24,362,891
Time over $100,000	11,629,837

Total deposits	78,126,518

Federal Home Loan Bank advances	4,800,000
Securities sold under repurchase agreements	115,086
Other liabilities	353,681

Total liabilities	83,395,285

Shareholders' equity:
Common stock, $.10 par value; authorized 20,000,000 shares; issued and outstanding 968,739 shares	96,874
Additional paid in capital	9,760,771
Accumulated deficit	(103,703)
Accumulated other comprehensive (loss)	(336,628)

Total shareholder's equity	9,417,314
$ 92,812,599

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest income:
Loans	945,246	946,488	$ 1,951,320	1,848,111
Investment securities	210,298	119,707	450,299	273,981
Federal funds sold	24,612	18,339	28,119	31,702

Total interest income	1,180,156	1,084,534	2,429,738	2,153,794

Interest expense:
Demand deposits	121,633	123,704	230,851	233,001
Savings deposits	2,720	1,025	4,957	1,889
Time deposits	261,753	291,344	536,397	602,814
Other borrowings	39,008	42,177	84,166	80,696

Total interest expense	425,114	458,250	856,371	918,400

Net interest income	755,042	626,284	1,573,367	1,235,394

Provision for loan losses	20,000	86,000	102,000	143,000

Net interest income after provision for loan losses	735,042	540,284	1,471,367	1,092,394

Other income:
Service charges on deposit accounts	74,703	39,039	140,656	79,639
Mortgage origination income	62,448	118,755	108,303	207,291
Gain on sale of securities available for sale	-	41,901	15,000	41,901
Other operating income	3,839	3,486	6,955	5,065

Total other income	140,990	203,181	270,914	333,896

Other expense:
Salaries and other personnel expense	377,290	343,014	734,534	664,854
Net occupancy and equipment expense	83,682	71,492	167,131	153,458
Other operating expense	234,639	156,574	442,819	310,705

Total other expense	695,611	571,080	1,344,484	1,129,017

Net income	$ 180,421	172,385	$ 397,797	297,273

Basic earnings per common share	$ .19	.20	$ .44	.34

Diluted earnings per common share	$ .18	.19	$ .42	.33

Dividends per common shares	$ ---	---	$ ---	---

See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$ 180,421	172,385	397,797	297,273

Other comprehensive income (loss):

Reclassification adjustment for gains on sales of securities available for sale, net of income taxes	---	---	(9,306)	---

Unrealized holding gain (loss) on investment securities available for sale, net of income taxes	(409,420)	54,393	(135,667)	8,960

Other comprehensive income (loss)	(409,420)	54,393	(144,973)	8,960

Comprehensive income (loss)	$ (228,999)	226,778	252,824	306,233

 See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)
	2004	2003

Cash flows from operating activities:
Net income	$397,797	297,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	102,000	143,000
Depreciation, amortization and accretion	130,852	181,758
Gain on sale of securities available for sale	(15,000)	---
Change in assets and liabilities:
Other assets	(30,575)	(95,709)
Other liabilities	(76,334)	87,368
Net cash provided by operating activities	508,740	613,690

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	2,645,546	11,954,674
Proceeds from sale of securities available for sale	515,000	---
Purchases of securities available for sale	(3,247,000)	(13,457,077)
Redemption of restricted equity securities	193,200	---
Purchase of restricted equity securities	(100,350)	(9,600)
Net increase in loans	(4,888,399)	(5,996,604)
Purchases of premises and equipment	(232,667)	(1,530)
Net cash used in investing activities	(5,114,670)	(7,455,137)

Cash flows from financing activities:
Net increase in deposits	6,129,619	10,104,091
Net increase (decrease) in securities sold under repurchase agreements	(76,920)	48,688
Proceeds from Federal Home Loan Bank advances	2,000,000	1,000,000
Repayment of Federal Home Loan Bank advances	(4,000,000)	(1,000,000)
Proceeds from note payable	400,000	---
Repayment of note payable	(400,000)	---
Proceeds from sale of common stock	999,996	---

Net cash provided by financing activities	5,052,695	10,152,779

Net increase in cash and cash equivalents	446,765	3,311,332
Cash and cash equivalents at beginning of period	4,366,849	3,047,214
Cash and cash equivalents at end of period	$4,813,614	6,358,546

Supplemental cash flow information:
Cash paid for interest	$ 848,634	927,236

Non cash transactions:
Securities available-for-sale transferred to securities held-to-maturity	$4,054,399	---

 See accompanying notes to consolidated financial statements.


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements include Alliance Bancshares Inc. and Alliance National Bank (the "Bank") and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2) Stock Compensation Plans

At June 30, 2004, we had two stock-based compensation plans. We account for these plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in earnings, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Three Months Ended June 30	Six Months Ended June 30,
	2004	2003	2004	2003

Net Income as reported	$ 180,421	$ 172,385	$ 397,797	$ 297,273
Deduct: Total stock-based compensation
Expense determined under fair value based method for all awards	---	---	---	---
Pro forma net income	180,421	172,385	397,797	297,273
Earnings per share:
Basic - as reported	$ .19	$ .20	$ .44	$ .34
Diluted - as reported	$ .18	$ .19	$ .42	$ .33
Basic - pro forma	$ .19	$ .20	$ .44	$ .34
Diluted - pro forma	$ .18	$ .19	$ .42	$ .33


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

  Earnings Per Common Share

Presented below is a summary of the components used to calculate basic and diluted earning per share for the three and six-month periods ended June 30, 2004 and 2003.
Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	2004	2003

Basic Earnings Per Share:
Weighted average common shares outstanding	936,688	870,276	911,505	870,276

Net Income	$ 180,421	$ 172,385	$ 397,797	$ 297,273

Basic Earnings Per Share	$ .19	$ .20	$ .44	$ .34

Diluted Earning Per Share:
Weighted average common shares outstanding	936,688	870,276	911,505	870,276
Net effect of the assumed exercise of stock
Options based on the treasury stock method
Using average market prices for the period	28,387	26,722	28,387	26,732
Common stock equivalents outstanding	965,074	896,998	939,891	897,008

Net income	$ 180,421	$ 172,385	$ 397,797	$ 297,273

Diluted earnings per share	$ .18	$ .19	$ .42	$ .33


ALLIANCE BANCSHARES INC.

AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Three and Six Months Ended

June 30, 2004 and 2003

Financial Condition

Alliance Bancshares Inc. (the "Company") reported total assets of $92,812,599 as of June 30, 2004, compared to $87,583,413 at December 31, 2003, an increase of 5.97% since December 31, 2003. The most significant change in the composition of assets was an increase in gross loans to $59,009,380 as of June 30, 2004 from $54,183,821 as of December 31, 2003 or an increase of 8.91%. The increase in gross loans was funded from an increase in deposits of $6,129,620 to $78,126,518. Federal Home Loan Advances decreased $2,000,000 to $4,800,000 as of June 30, 2004 from $6,800,000 at December 31, 2003. Cash and cash equivalents increased $446,765 to $4,813,614 as of June 30, 2004 from $4,366,849 at December 31, 2003. During the second quarter ended June 30, 2004 common stock and additional paid in capital increased by a total of $999,996 resulting from the sale of an additional 83,333 shares of Alliance Bancshares Inc. common stock, $.10 par value, at $12.00 per share.

Liquidity

The Company's liquid assets, as a percentage of total deposits was 30.50% at June 30, 2004, compared to 33.20% at December 31, 2003. The Company has approximately $6,700,000 in available unsecured federal fund lines of credit with correspondent banks. At June 30, 2004, the Company had unpledged securities totaling approximately $16,000,000. Management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of securities, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurance can be given in this regard.

Capital

The capital of the Bank totaled $8,325,372 as of June 30, 2004. The capital of the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less accumulated other comprehensive income (loss). The Bank's Tier 1 leverage ratio was 9.25% at June 30, 2004, compared to 9.58% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets equivalents similarly adjusted. At June 30, 2004, the Bank had a total risk-weighted capital ratio of 13.95%, compared to 14.39% at December 31, 2003, and a Tier I risk-weighted capital ratio of 12.86%, compared to 13.27% at December 31, 2003. We met all criteria at June 30, 2004 to be considered well capitalized.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to the credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2004 and December 31, 2003 are as follows:
	June 30, 2004	December 31, 2003

Commitments to extend credit	$ 9,055,000	$ 6,025,000
Other standby letters of credit	51,000	72,000
	$ 9,106,000	$ 6,097,000


 Asset Quality

As of June 30, 2004, nonaccrual loans totaled $152,380 compared to $79,073 at December 31, 2003. At June 30, 2004 the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No.114, amounted to $296,962 compared to $358,291 at December 31, 2003. The allowance for loan losses related to impaired loans amounted to $42,320 at June 30, 2004 and $73,878 at December 31, 2003. As of June 30, 2004 there were no loans past due 90 days and still accruing interest.

The allowance for loan losses totaled $731,168 at June 30, 2004, an increase of $39,160 from December 31, 2003. The allowance for loan losses represented 1.24% and 1.28% of total loans at June 30, 2004 and December 31, 2003, respectively. An analysis of the allowance for loan losses for the six months ended June 30, 2004 and 2003 is as follows:
	2004	2003

Allowance for loan losses at January 1,	$ 692,008	605,549

Charge-offs:

Commercial	64,958	---
Real Estate	---	---
Installment	---	5,794
Total	64,958	5,794

Recoveries:

Commercial	---	---
Real Estate	---	---
Installment	2,118	1,810
Total	2,118	1,810

Net charge-offs	62,840	3,984

Provision charged to income	102,000	143,000

Allowance for loan losses at June 30,	$ 731,168	744,565

Amounts charged to expense related to the allowance for loan losses for the first six months of 2004 decreased by $41,000 compared to the same period for 2003. The decrease is primarily attributable to the slower rate of loan growth for the first six months in 2004.

The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be adequate. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

Investment Securities

At June 30, 2004, the Bank had $20,317,683 in investment securities available-for-sale and $4,071,775 in investment securities held-to-maturity. The net unrealized loss on available for sale securities, net of deferred taxes, was $336,628 on June 30, 2004. During the second quarter ended June 30, 2004 the Bank transferred investment securities with an amortized cost of $4,054,399 from available-for-sale to held-to-maturity. Management made the determination that it intended to hold these securities to maturity based on the following factors. It was unlikely that the securities would be needed for liquidity purposes, and there were no concerns regarding the creditworthiness of the issuers. The securities were transferred at the then current fair value of $4,073,261 and the unrealized holding gain of $18,862 recorded as a separate component of shareholders equity is being amortized to income by the interest method over the remaining life and the related premium is amortized over the same period. The Company has included in its investment portfolio instruments described as derivatives (primarily, structured note derivatives). Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized gains will not decrease, but if these securities are held until they mature and are repaid in accordance with their terms, these principal gains will not be realized.

Results of Operations

Net interest income for the first six months of 2004 was $1,573,367, an increase of $337,973 (27.36%) compared to the same period for 2003. The growth in interest income was primarily due to increases in loans and securities of $4,460,306 and $6,060,216 respectively, offset by a decline in yields since June 30, 2003. Interest expense for the first six months of 2004 decreased $62,029 (6.76%) compared to the same period in 2003. Interest-bearing deposits have increased $6,894,787 (10.56%) since June 30, 2003. The majority of the growth in interest-bearing deposits was in Money Market and NOW accounts. While deposits have increased significantly, the Company has been able to reduce the rates paid and, therefore, has not incurred a corresponding increase in interest expense. The net interest margin for the six months ending June 30, 2004 was 3.70% compared to 3.54% for the year ending December 31, 2003.

Other income for the first six months of 2004 was $270,914, a decrease of $62,982 (18.86%) compared to the same period in 2003. The decrease in other income is due to increased fee income on deposit accounts of $61,017 related to increases in deposits, and an decrease in gain on sale of investment securities of $26,901, offset by a decrease in mortgage origination income of $98,988 resulting from lower volumes of mortgage originations as mortgage interest rates have increased.

Other expense for the first six months of 2004 increased $215,467 (19.08%) compared to the first six months in 2003. The increase was the result of increases in salaries and benefits of $69,680, and other operating expense of $132,114, primarily due to the Company's continued growth.

Net income for the first six months of 2004 was $397,797 compared to $297,273 for the first six months of 2003. Net income has improved due to the improvement in net interest income as the Company continues to grow, and to the current interest rate environment which has allowed the Bank to increase the deposit base without increasing interest expense. Net income has also improved due to the increase in the net interest margin and decreases in the provisions for loan losses.


Item 3. Controls and Procedures

As of the end of the quarterly period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004 our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. We continually review our disclosure controls and procedures, including our internal control and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


 PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing as Company Directors those persons listed in the Company's April 26, 2004 proxy statement, and (b) amend the articles of incorporation and bylaws of the Company to provide that directors shall be elected by plurality vote of the shareholders rather than by cumulative vote, and (c) ratifying the appointment of Mauldin & Jenkins, LLC as independent auditors.

In accordance with the bylaws of the Company, shareholders may, but are not required to cumulate votes for the election of Directors by multiplying the number of shares owned by the number of nominees (eight). Shareholders may cast all votes for a single nominee or distribute them in any manner among two or more nominees. The eight directors receiving the most votes are elected. On a cumulative basis 5,556,672 votes were cast for the nominees, 0 votes were withheld, and 0 votes abstained, out of a total 7,083,248 votes eligible. The nominees elected at the meeting and the votes cast for each nominee on a cumulative basis are presented in the following table.

Nominees	Votes cast for
Charles Y. Allgood	702,951
Murray Bandy	562,031
J. Raymond Bates, Jr.	561,031
J. David Gregg	635,201
Carl L. Griggs, Jr.	569,431
G. Lamar Lyle	821,931
J. Frank Robertson, Jr.	562,281
Jackson P. Turner	1,141,815

The amendment of the Articles of Incorporation and Bylaws of the Company to provide that directors shall be elected by plurality vote of the shareholders rather than cumulative vote received the requisite number of affirmative votes required for approval. Of the 885,406 outstanding shares of the Company, the voting was as follows: 689,584 shares voted for, 4,500 voted against, and 500 abstained.

The appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 885,406 outstanding shares of the Company, the voting was as follows: 694,084 shares voted for, 500 voted against, and 0 abstained.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1*	Form of Incentive Stock Option Award Payment to Alliance Bancshares, Inc. 1999 Stock Option Plan. 2/	N/A
10.2*	Employment Agreement between Alliance National Bank and Charles Y. Allgood. 2/	N/A
10.3*	Alliance Bancshares, Inc. 1999 Stock Incentive Plan.2/	N/A
10.4*	Form of Warrant Agreement between Alliance Bancshares, Inc. and the Organizers. 2/	N/A
10.5*	Employment Agreement between Alliance National Bank and J. David Gregg. 2/'	N/A
10.6*	Employment Agreement between Alliance National Bank and Daniel G. Rees. 2/	N/A
10.7*	Form of Alliance Bancshares, Inc. Option Assumption Agreement and Form of Alliance National Bank Incentive Stock Option Award. 2/	N/A
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO	16
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO	17
32	Section 1350 Certifications	18

1/ Incorporated herein by reference to exhibit of same number in the Company's Form 8-K report dated December 31, 2003 filed with the SEC on January 9, 2004.

2/ Incorporated herein by reference to exhibit of same number in the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

* Indicates a management contract or compensatory plan or arrangement.


 (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the Company's quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANCSHARES, INC.

Date: August 16, 2004	By: s/Charles Y. Allgood Charles Y. Allgood Vice Chairman and Chief Executive Officer

Date: August 16, 2004	By: s/Daniel G. Rees Daniel G. Rees, CPA Senior Vice President and Chief Financial Officer
